Form 10-K405
period 2001-12-31
WFS FINANCIAL 2001-A OWNER TRUST
filed 2002-03-29
CIK 1133859

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _________________

Commission file number: 333-51214

WFS Financial 2001-A Owner Trust

(Exact name of registrant as specified in its charter)

Delaware	33-0885464

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

WFS Receivables Corporation (as Originator) 6655 West Sahara Avenue Las Vegas, Nevada	89146

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 227-8100

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

DOCUMENTS INCORPORATED BY REFERENCE:  See Index to Exhibits, Exhibits 20.1 and 20.4.

PART I

Item 1. Business

Not applicable.

Item 2. Properties

On January 12, 2001, the Commission declared effective a Registration Statement on Form S-3 (File No. 333-51214) (the “Registration Statement”) under the Securities Act of 1933, as amended, providing for the issuance by the Originator and WFS Financial Auto Loans, Inc. (“WFAL”) of several series of asset-backed securities through a series of trusts to be originated by the Originator and/or WFAL. The WFS Financial 2001-A Owner Trust (the “Trust”) is one of the trusts to be so originated and the Trust issued the following securities pursuant to a prospectus dated as of January 17, 2001 consisting of a prospectus supplement and base prospectus (the “Prospectus”):

$179,000,000 of 5.58125% Auto Receivable Backed Notes, Class A-1,
$232,000,000 of 5.52% Auto Receivable Backed Notes, Class A-2,
$334,000,000 of LIBOR + 0.17% Auto Receivable Backed Notes, Class A-3, and
$255,000,000 of LIBOR + 0.22% Auto Receivable Backed Notes, Class A-4.

The Class A-1 Notes, Class A-2 Notes, Class A-3 Notes and Class A-4 Notes (the “Notes”) were issued by the Trust on February 2, 2001. The Notes are secured by the assets of the Trust. The Notes were issued in fully-registered form in denominations of $1,000 and integral multiples thereof. As more fully described in the Prospectus, the assets of the Trust include (i) a pool of retail installment contracts secured by liens on new and pre-owned automobiles and light trucks (“Contracts”), (ii) a financial guaranty insurance policy (“Policy”) issued by Financial Security Assurance Inc., (iii) an interest rate cap agreement, and (iv) certain accounts maintained by the Trustee on behalf of the Trust, including all investments held thereby and all income from the investment of funds therein and all proceeds therefrom. The Trust did not issue any certificates representing ownership interests in the assets of the Trust pursuant to the Registration Statement, but did issue certificates (“Certificates” and together with the Notes, the “Securities”) to the Originator. The Certificates issued to the Originator are not registered pursuant to the Registration Statement, as amended.

Information as to the number of Contracts remaining in the Trust, the aggregate unpaid principal balance thereof, the decrease therein, delinquencies on the Contracts, collections of principal and interest made, fees paid to the Servicer and the amount of the Policy are set forth in the exhibits attached hereto or incorporated herein in response to Item 14, below.

Item 3. Legal Proceedings

The Registrant knows of no material pending legal proceedings with respect to the Trust involving the Trust, the Trustee, the Seller or the Servicer.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the holders of the Securities during the fiscal year covered by this Report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 28, 2002, there were only two holders of record of the Securities. See also Item 12. Security Ownership of Certain Beneficial Owners and Management. There was no principal market in which the Securities traded.

Item 6. Selected Financial Data

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Omitted.

Item 8. Financial Statements and Supplementary Data

Omitted.

Item 9. Disagreements on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 28, 2002, WFS Receivables Corporation was the only holder of record which beneficially owns more than 5% of the Certificates. The dollar and percentage amounts reflected in the table below are based upon the face amount of the Certificates as of the Closing Date, and do not reflect amortization, if any, since that date.

	Amount of Certificates	Percent of Certificates
Name and Address of Participant	Beneficially Owned	Beneficially Owned

WFS Receivables Corporation 6655 West Sahara Avenue Las Vegas, NV 89146	no face amount (residual value)	100%

Item 13. Certain Relationships and Related Transactions

There have not been any transactions or series of transactions since the start of the Trust’s last fiscal year between the Trust and any Certificateholder which is identified as the beneficial owner of more than 5% of the Certificates in Item 12, above.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

Exhibit Number	Description

20.1	Current Report on Form 8-K for the October, 22, 2001 Distribution Date (incorporated herein by reference to the WFS Financial 2001-A Owner Trust Form 8-K filed on October 22, 2001, file number 333-0885464)

20.2	Independent Auditors’ Report dated January 22, 2002

20.3	Annual Statement of Compliance by Master Servicer dated March 26, 2002

20.4	Consolidated financial statements of Financial Security Assurance Inc. and Subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 (incorporated by reference from the Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd. for the year ended December 31, 2001 (file # 1-12644) as filed on or about March 28, 2002)

23	Written Consent of PricewaterhouseCoopers LLP

(b)	Reports on Form 8-K: All reports filed on Form 8-K required to be disclosed are identified above in response to Item 14(a).

(c)	Omitted.

(d)	Omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WFS FINANCIAL 2001-A OWNER TRUST

BY: WFS FINANCIAL INC, as Master Servicer

Date: March 28, 2002	By:	/s/ MARK OLSON

Mark Olson, Controller and Senior Vice President

INDEX TO EXHIBITS

Exhibit No.	Description

20.1	Current Report on Form 8-K for the October, 22, 2001 Distribution Date (incorporated herein by reference to the WFS Financial 2001-A Owner Trust Form 8-K filed on October 22, 2001, file number 333-0885464)

20.2	Independent Auditors’ Report dated January 22, 2002

20.3	Annual Statement of Compliance by Master Servicer dated March 26, 2002

20.4	Consolidated financial statements of Financial Security Assurance Inc. and Subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 (incorporated by reference from the Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd. for the year ended December 31, 2001 (file # 1-12644) as filed on or about March 28, 2002)

23	Written Consent of PricewaterhouseCoopers LLP